Form 10-Q
period 1997-03-31
MONTEREY RESOURCES INC
filed 1997-05-15
CIK 1022664

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

    H          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                       OR
    H         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12311

                            ------------------------

                            MONTEREY RESOURCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                        76-0511993
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                               5201 TRUXTUN AVENUE
                              BAKERSFIELD, CA 93309
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 322-3992

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

        Shares of Common Stock outstanding at May 9, 1997 -- 54,769,499
================================================================================

                          PART I  FINANCIAL STATEMENTS

                                        PAGE
                                        ----
Statement of Operations
  Three Months Ended March 31, 1997
  and 1996...........................     2
Balance Sheet
  March 31, 1997 and December 31,
  1996...............................     3
Statement of Cash Flows
  Three Months Ended March 31, 1997
  and 1996...........................     4
Statement of Division Equity and
  Shareholders' Equity
  Three Months Ended March 31, 1997
  and 1996...........................     5
Notes to Financial Statements........     6
Management's Discussion and Analysis
  of Financial Condition
  and Results of Operations..........    10

                            MONTEREY RESOURCES, INC.
                      STATEMENT OF OPERATIONS (UNAUDITED)
                (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Revenues
     Sales of crude oil and liquids
       produced......................  $    74.7  $    59.0
     Sales of natural gas produced...        0.3        0.4
     Sales of crude oil purchased....        9.6         --
     Other...........................        0.2        0.2
                                       ---------  ---------
                                            84.8       59.6
                                       ---------  ---------
Costs and Expenses
     Production and operating........       31.1       24.5
     Cost of crude oil purchased.....       10.7         --
     Exploration, including dry hole
       costs.........................        0.3        0.3
     Depletion, depreciation and
       amortization..................        9.3        8.6
     General and administrative......        2.7        1.9
     Taxes (other than income).......        2.6        1.9
                                       ---------  ---------
                                            56.7       37.2
                                       ---------  ---------
Income from Operations...............       28.1       22.4
     Interest income.................        0.5     --
     Interest expense................       (4.7)      (6.4)
     Interest capitalized............        0.3        0.2
                                       ---------  ---------
Income Before Income Taxes...........       24.2       16.2
     Income taxes....................       (8.5)      (5.9)
                                       ---------  ---------
Net Income...........................  $    15.7  $    10.3
                                       =========  =========
Net Income Per Share.................  $    0.29  $  --
                                       =========  =========
Pro Forma Net Income Per Share.......  $  --      $    0.19
                                       =========  =========
Number of shares used in computing
  net income per share (in
  millions)..........................       54.8       54.8
                                       =========  =========

   The accompanying notes are an integral part of these financial statements.

                            MONTEREY RESOURCES, INC.
                                 BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                            MARCH 31,      DECEMBER 31,
                                               1997            1996
                                           ------------    ------------
                                           (UNAUDITED)
                 ASSETS
Current Assets
     Cash and cash equivalents..........     $   14.9        $    9.3
     Accounts receivable................         64.1            46.4
     Inventories........................          1.9             1.7
     Other current assets...............          9.0             9.3
                                           ------------    ------------
                                                 89.9            66.7
                                           ------------    ------------
Properties and Equipment, at cost
     Oil and gas (on the basis of
      successful efforts accounting)....      1,029.3         1,016.1
     Other..............................         15.0            14.2
                                           ------------    ------------
                                              1,044.3         1,030.3
     Accumulated depletion, depreciation
      and amortization..................       (660.6)         (651.3)
                                           ------------    ------------
                                                383.7           379.0
                                           ------------    ------------
Other Assets............................          1.5             1.5
                                           ------------    ------------
                                             $  475.1        $  447.2
                                           ============    ============
         LIABILITIES AND EQUITY
Current Liabilities
     Accounts payable...................     $   47.0        $   34.2
     Dividends payable..................         12.0          --
     Interest payable...................       --                 4.7
     Taxes payable......................          8.5             5.8
     Accrued employee benefits..........          1.1             1.1
     Other current liabilities..........          4.1             3.0
                                           ------------    ------------
                                                 72.7            48.8
                                           ------------    ------------
Long-Term Debt..........................        175.0           175.0
                                           ------------    ------------
Other Long-Term Obligations.............          3.6             3.5
                                           ------------    ------------
Deferred Income Taxes...................         43.3            43.2
                                           ------------    ------------
Commitments and Contingencies (Note
  4)....................................       --              --
                                           ------------    ------------
Shareholders' Equity
     Preferred stock, $0.01 par value,
      25,000,000 shares authorized, no
       shares issued or outstanding.....       --              --
     Common stock, $0.01 par value,
      100,000,000 shares authorized,
       54,769,499 shares issued and
      outstanding.......................          0.5             0.5
     Paid-in capital....................        171.0           170.8
     Unamortized restricted stock
      awards............................         (1.1)           (1.0)
     Retained earnings..................         10.1             6.4
                                           ------------    ------------
                                                180.5           176.7
                                           ------------    ------------
                                             $  475.1        $  447.2
                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                            MONTEREY RESOURCES, INC.
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Operating Activities:
  Net income.........................  $    15.7  $    10.3
  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Depreciation, depletion and
      amortization...................        9.3        8.6
     Deferred income taxes...........        0.1        2.3
     Other...........................        0.2     --
     Changes in operating assets and
      liabilities
       Decrease (increase) in
        accounts receivable..........      (17.7)      (6.2)
       Decrease (increase) in other
        current assets...............       (0.1)      (0.3)
       Increase (decrease) in
        accounts payable.............       16.3        2.4
       Increase (decrease) in
        interest payable.............       (4.6)      (6.4)
       Increase (decrease) in other
        current liabilities..........        2.7     --
       Net change in other assets and
        liabilities..................        1.3        1.0
                                       ---------  ---------
Net Cash Provided by Operating
  Activities.........................       23.2       11.7
                                       ---------  ---------
Investing Activities:
  Capital expenditures...............      (17.5)      (9.6)
  Acquisition of producing
     properties......................       (0.1)    --
                                       ---------  ---------
Net Cash Used in Investing
  Activities.........................      (17.6)      (9.6)
                                       ---------  ---------
Financing Activities:
  Dividends to parent................     --           (2.1)
                                       ---------  ---------
Net Cash Used in Financing
  Activities.........................     --           (2.1)
                                       ---------  ---------
Net Increase in Cash and Cash
  Equivalents........................        5.6     --
Cash and Cash Equivalents at
  Beginning of Period................        9.3     --
                                       ---------  ---------
Cash and Cash Equivalents at End of
  Period.............................  $    14.9  $  --
                                       =========  =========

   The accompanying notes are an integral part of these financial statements.

                            MONTEREY RESOURCES, INC.
       STATEMENT OF DIVISION EQUITY AND SHAREHOLDERS' EQUITY (UNAUDITED)
                        (SHARES AND DOLLARS IN MILLIONS)

                                                                                                                       TOTAL
                                                                                                                      DIVISION
                                                         COMMON STOCK                 UNAMORTIZED                    EQUITY AND
                                           DIVISION    ----------------    PAID-IN     RESTRICTED     RETAINED     SHAREHOLDERS'
                                            EQUITY     SHARES    AMOUNT    CAPITAL    STOCK AWARDS    EARNINGS         EQUITY
                                           --------    ------    ------    -------    ------------    ---------    --------------
Balance at December 31, 1995............    $  45.0      --      $--       $ --          $--            $--            $ 45.0
Net income..............................       10.3      --       --         --          --             --               10.3
Dividends to parent.....................       (2.1)     --       --         --          --             --               (2.1)
                                           --------    ------    ------    -------    ------------    ---------    --------------
Balance at March 31, 1996...............    $  53.2      --      $--       $ --          $--            $--            $ 53.2
                                           ========    ======    ======    =======    ============    =========    ==============
Balance at December 31, 1996............    $ --         54.8    $ 0.5     $ 170.8       $ (1.0)        $ 6.4          $176.7
Net income..............................      --         --       --         --          --              15.7            15.7
Dividends declared......................      --         --       --         --          --             (12.0)          (12.0)
Employee stock compensation.............      --         --       --           0.2         (0.1)        --                0.1
                                           --------    ------    ------    -------    ------------    ---------    --------------
Balance at March 31, 1997...............    $ --         54.8    $ 0.5     $ 171.0       $ (1.1)        $10.1          $180.5
                                           ========    ======    ======    =======    ============    =========    ==============

   The accompanying notes are an integral part of these financial statements.

                            MONTEREY RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ACCOUNTING POLICIES

     Monterey Resources, Inc. (the "Company" or "Monterey") is an independent oil and gas company engaged in the production, development and acquisition of crude oil and natural gas in the State of California. The Company conducted its operations as the Western Division of Santa Fe Energy Resources, Inc. ("SFR") until the November 1996 initial public offering ("IPO") of its common stock.

     The financial statements for the quarter ended March 31, 1996 include proportional allocations from certain SFR income statement and balance sheet accounts, which are considered reasonable and necessary by management to properly reflect the actual costs of the Western Division's operations. The Western Division's results of operations include corporate overhead allocations as follows: (i) production and operating expense includes $0.6 million; (ii) exploration expense includes $0.1 million; (iii) general and administrative expense includes $1.6 million. If the Western Division had been a separate, unaffiliated entity, the Company estimates that general and administrative expense would have been higher by $0.5 million. SFR provided cash management services to the Western Division through a centralized treasury system and therefore all intercompany accounts were settled daily and no cash balances were maintained by the Western Division. All cash generated by operations, after considering revenues and deductions for expenses (including corporate allocations), capital expenditures and working capital requirements, were deemed to be cash dividends to SFR.

     The accompanying unaudited financial statements of Monterey reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments and the allocations noted above, necessary to present fairly the Company's financial position at March 31, 1997 and the Company's results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period.

     These financial statements and the notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1996.

     SFR currently owns approximately 83% of the outstanding shares of Monterey's common stock and has announced that it intends to distribute pro rata to its common shareholders all of its ownership interest in the Company by means of a tax-free distribution. The proposed Spin Off is subject to certain conditions including the approval of such distribution by SFR's common shareholders and the final approval of the proposed Spin Off by SFR's Board of Directors. SFR has received a ruling from the Internal Revenue Service that the distribution will be tax-free. The proposed Spin Off is not expected to occur prior to July 1997.

(2)  PRO FORMA PER SHARE DATA

     Common shares outstanding at November 19, 1996, the closing date of the Company's IPO, have been included in the pro forma per share calculations as if such shares were outstanding for all periods prior to November 19, 1996.

(3)  STATEMENT OF CASH FLOWS

     The Company made interest and income tax payments as follows during the three months ended March 31, 1997 and 1996 (in millions of dollars):

                                          1997        1996
                                       -----------  ---------
     Interest payments...............         9.3        12.9
     Income tax payments.............         5.7          --

                            MONTEREY RESOURCES, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

(4)  COMMITMENTS AND CONTINGENCIES

  HEDGING

     The Company's 1996 financial statements include the impact of oil and gas hedging losses which were allocated by SFR. SFR from time to time enters into such transactions in order to reduce exposure to fluctuations in market prices of oil and natural gas. Oil hedging losses were allocated to the Company based upon relative hedged volumes and were recognized as a reduction of oil revenues in the period in which the hedged production was sold. Such amounts totaled $1.7 million in the first quarter of 1996. Currently the Company has no oil hedges in place and, going forward, the Company does not expect to hedge a substantial portion of its oil production.

     Additionally, during the first quarter of 1996, SFR hedged 20 MMcf per day of the natural gas purchased for use in the Company's steam generation operations. Such hedges resulted in a $1.7 million increase in the Company's production and operating costs. While the Company currently has no natural gas hedges in place, the Company's management may determine that such arrangements are appropriate in the future in order to reduce the Company's exposure to increases in gas prices.

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

     The indemnity agreement will apply if the Spin Off occurs prior to December 31, 1997. The Company believes that if the Company is required to make payments pursuant to such agreement, the amount that the Company would pay to SFR would have a material adverse effect on the Company's financial condition and results of operations. The actions for which the Company is required to indemnify SFR pursuant to this agreement are within the Company's control, and the Company has no intention of taking any actions during the Restricted Period that would have such effect.

  ENVIRONMENTAL REGULATION

     Federal, state and local laws and regulations relating to environmental quality control affect the Company in all of its oil and gas operations. Set forth below are descriptions of three sites for which the Company has been identified as a potentially responsible party ("PRP") and for which the Company may be held jointly and severally liable with other PRPs.

     The Company has been identified as one of over 250 PRPs at a superfund site in Los Angeles County, California (the "OII site"). The site was operated by a third party as a waste disposal facility from 1948 until 1983. The Environmental Protection Agency ("EPA") is requiring the PRPs to undertake remediation of the site in several phases, which include site monitoring and leachate control, gas control and final remediation. In November 1988 the EPA and a group of PRPs that includes the Company entered into a consent decree covering the site monitoring and leachate control phases of remediation. The Company was

                            MONTEREY RESOURCES, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

a member of the group Coalition Undertaking Remediation Efforts ("CURE") which was responsible for constructing and operating the leachate treatment plant. This phase is now complete and the Company's share of costs with respect to this phase was $0.9 million. Another consent decree provides for the predesign, design and construction of a landfill gas treatment system to harness and market methane gas emissions. The Company is a member of the New CURE group which is responsible for the gas treatment system construction and operation and landfill cover. Currently, New CURE is in the design stage of the gas treatment system. The Company's share of costs of this phase is expected to be $1.6 million and such costs have been provided for in the financial statements. Pursuant to consent decrees settling lawsuits against the municipalities and transporters not named by the EPA as PRPs, such parties are required to pay approximately $84 million of which approximately $76 million will be credited against future expenses. The EPA and the PRPs are currently negotiating the final closure requirements. After taking into consideration the credits from the municipalities and transporters, the Company estimates that its share of final costs of the closure will be approximately $0.8 million which amount has been provided for by the Company in its financial statements. The Company has entered into a Joint Defense Agreement with the other PRPs to defend against a lawsuit filed in September 1994 by ninety-five homeowners alleging, among other things, nuisance, trespass, strict liability and infliction of emotional distress. A second lawsuit has been filed by thirty-three additional homeowners and the Company and the other PRPs have entered into a Joint Defense Agreement. At this stage of the lawsuit the Company is not able to estimate costs or potential liability.

     In 1994 the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA and a letter ordering the Company and seven other PRPs to negotiate with the EPA regarding implementation of a remedial plan for a site located in Santa Fe Springs, California (the "Santa Fe Springs Site"). The Company owned the property on which the site is located from 1921 to 1932. During that time the property was leased to another company and in 1932 the property was sold to that company. During the time the other company leased or owned the property and for a period thereafter, hazardous wastes were allegedly disposed at the site. The Company filed its response to the Section 104(e) order setting forth its position and defenses based on the fact that the other company was the lessee and operator of the site during the time the Company was the owner of the property. However, the Company has also given its Notice of Intent to comply with the EPA's order to prepare a remediation design plan. In March, 1997 the EPA issued an Amended Order for Remedial Design to the original eight PRPs plus an additional thirteen PRPs. The Amended Order directs the twenty-one PRPs to complete certain work required under the original order, plus additional remedial design and investigative work. The total cost to complete this work and to complete the final remedy (including ongoing operations and maintenance) is currently estimated to be $5 million. Past costs incurred by the EPA for this site for which the EPA is seeking reimbursement totals approximately $6 million. The Company has provided $250,000 in its financial statements for its share of future costs at the Santa Fe Springs Site.

     In 1995 the Company and eleven other companies received notice that they have been identified as PRPs by the California Department of Toxic Substances Control (the "DTSC") as having generated and/or transported hazardous waste to the Environmental Protection Corporation ("EPC") Eastside Landfill during its fourteen-year operation from 1971 to 1985 (the "Eastside Site"). EPC has since liquidated its assets and placed the proceeds in trust (the "EPC Trust") for closure and post-closure activities. However, these monies may not be sufficient to close the site. The PRPs have entered into an enforceable agreement with the DTSC to characterize the contamination at the site and prepare a focused remedial investigation and feasibility study. The cost of the remedial investigation and feasibility study is estimated to be $1 million, the cost of which will be shared by the PRPs and the EPC Trust. The ultimate costs of subsequent phases will not be known until the remedial investigation and feasibility study is completed and a remediation plan is accepted by the DTSC. The Company currently estimates final remediation could cost $2 million to $6 million and believes the monies in the EPC Trust will be sufficient to fund the lower end of

                            MONTEREY RESOURCES, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

this range of costs. The DTSC recently designated 27 new PRPs for the Eastside Site. The Company has provided $80,000 in its financial statements for its share of costs related to this site.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The Company reported net income of $15.7 million, or $0.29 per share for the first quarter of 1997, compared to $10.3 million, or $0.19 per share on a pro forma basis, in the first quarter of 1996. The increased earnings resulted from higher prices and increased production, partially offset by higher steam fuel costs. Crude oil and liquids production totaled 50,200 barrels per day in the first quarter of 1997, compared to 43,700 barrels per day in the first quarter of 1996. The Company's average sales price per barrel of $16.57 was $1.68 higher than the first quarter of 1996. Natural gas production declined to
3.0 million cubic feet per day in the first quarter of 1997 from 3.6 million cubic feet per day in the prior quarter, but sold at an average $1.23 per thousand cubic feet ("Mcf"), up $0.06 per Mcf from the prior quarter.

GENERAL

     The discussion presented herein relates to the operations of the Company for the first quarter of 1997, and to the operations of the Western Division for the first quarter of 1996.

     As an independent oil and gas producer, the Company's results of operations are dependent upon the difference between the prices received for oil and gas and the costs of finding and producing such resources. The Company produces most of its oil and gas from long-lived fields in the San Joaquin Valley of California utilizing various thermally enhanced oil recovery ("EOR") methods. The market price of heavy (i.e., low gravity, high viscosity) and sour (i.e., high sulfur content) crude oils produced in these fields is lower than sweeter, light (i.e., low sulfur and low viscosity) crude oils, reflecting higher transportation and refining costs. In addition, the lifting costs of heavy crude oils are generally higher than the lifting costs of light crude oils. As a result, even relatively modest changes in crude oil prices may significantly affect the Company's revenues, results of operations, cash flows and proved reserves. In addition, prolonged periods of high or low oil prices may have a material effect on the Company's financial condition and results of operations.

     The average realized sales price of the Company's crude oil and liquids for the first quarter of 1997 was $16.57 per barrel, or approximately 79% of the average posted price of $21.05 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of prices for sweeter light crude oil).

     Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions, as well as the world political situation as it relates to OPEC, the Middle East and various producing countries. Since the beginning of 1994, the average sales price (unhedged) received by the Company ranged from a low of $8.80 per barrel for the first quarter of 1994 to a high of $17.29 per barrel in the fourth quarter of 1996. Based on operating results for the first quarter of 1997, the Company estimates that a $1.00 per barrel increase or decrease in its average crude oil sales price would result in a corresponding $4.5 million change in income from operations and a $2.9 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors that may result from a change in oil prices.

     The price of natural gas fluctuates due to supply and demand, which may be affected by weather conditions, the level of natural gas in storage and other economic factors. Increases in the price of natural gas adversely impact the Company's results of operations because the natural gas consumed in the Company's EOR operations exceeds the amount of natural gas produced by the Company. Based on operating results for the first quarter of 1997, the Company estimates that a $0.10 per Mcf increase (or decrease) in the average domestic natural gas sales price would result in a $0.4 million decrease (or increase) in income from operations and a $0.3 million decrease (or increase) in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors that may result from a change in natural gas prices.

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

     The Company's first quarter 1996 financial statements include the impact of oil and gas hedging losses which were allocated by SFR. SFR from time to time enters into such transactions in order to reduce exposure to fluctuations in market prices of oil and natural gas. Oil hedging losses were allocated to the Company based upon relative hedged volumes and were recognized as a reduction of oil revenues in the period in which the hedged production was sold. Such amounts totaled $1.7 million in the first quarter 1996. Currently the Company has no oil hedges in place and, going forward, the Company does not expect to hedge a substantial portion of its oil production.

     Additionally, during the first quarter of 1996, SFR hedged 20 MMcf per day of the natural gas purchased for use in the Company's steam generation operations. Such hedges, which terminated at the end of the second quarter, resulted in a $1.7 million increase in the Company's production and operating costs. While the Company currently has no natural gas hedges in place, the Company's management may determine that such arrangements are appropriate in the future in order to reduce the Company's exposure to increase in gas prices.

RESULTS OF OPERATIONS

     The following table reflects certain components of the Company's revenues (expressed in millions of dollars) and expenses (expressed in dollars per BOE) for the periods indicated:

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
REVENUES:
Crude Oil and Liquids Produced:
     Average realized sales prices
      ($/Bbl)
       Unhedged......................      16.57      15.32
       Hedged........................      16.57      14.89
     Sales volumes (MBbls/d).........       50.2       43.7
     Revenues ($ Millions)
       Sales.........................       74.9       61.0
       Hedging.......................     --           (1.7)
       Net profits payments..........       (0.2)      (0.3)
                                       ---------  ---------
          Total......................       74.7       59.0
                                       =========  =========
Natural Gas Produced:
     Average realized sales prices
      ($/Mcf)........................       1.23       1.17
     Sales volumes (MMcf/d)..........        3.0        3.6
     Revenues ($ Millions)...........        0.3        0.4
EXPENSES PER BOE:
Production and operating expenses:
     Steam generation................       3.19       2.47
     Lease operating.................       3.62       3.61
          Total......................       6.81       6.08
Exploration, including dry holes.....       0.07       0.07
Depletion, depreciation and
amortization.........................       2.04       2.13
General and administrative...........       0.58       0.47
Taxes (other than income)............       0.58       0.47
Interest, net........................       0.97       1.55

------------

(1) Includes $0.42 per BOE loss on hedging, see "-- General". Excluding such hedging losses, historical steam generation costs would have been $2.05 per BOE and historical total production costs would have been $5.67 per BOE.

     Revenues of $84.8 million for the first quarter of 1997 were $25.2 million, or 42%, higher than the $59.6 million reported for the first quarter of 1996. The variance primarily reflects greater sales volumes ($9.0 million) and higher sales prices ($6.6 million). An increase in the sales of crude oil purchased accounted for the remaining difference ($9.6 million) and represents purchases of higher gravity third-party crude blended with the Company's heavy production to enhance the available transportation and marketing opportunities. Such activity varies directly with marketing conditions.

     Costs and expenses totaled $56.7 million for the quarter and were $19.5 million, or 52%, higher than the $37.2 million reported for the same quarter of 1996. Production and operating costs were higher due to the greater production volumes, and included steam fuel cost increases ($4.6 million) and operating costs ($2.3 million) for properties acquired since the corresponding 1996 quarter. The cost of third-party crude oil purchases increased due to greater marketing activity ($10.7 million) and general and administrative expenses include higher personnel costs than the prior quarter.

     Income taxes for the first quarter of 1997 were $8.5 million, up 44% over the $5.9 million reported for the first quarter of 1996. The Company's effective tax rate was 35.1% in 1997 compared with 36.4% in the prior quarter, reflecting primarily the amount of EOR credits available to the Company relative to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. The Company increased its proved reserves (net of production and sales) by approximately 17% from December 31, 1991 to December 31, 1996; however, no assurances can be given that similar increases will occur in the future. Historically, the Company has funded development and exploration expenditures and working capital requirements primarily from cash provided by operating activities; however, the future levels of operating cash flows, which are significantly affected by oil and gas prices, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities totaled $23.2 million in the first quarter of 1997; net cash used for capital expenditures and producing property acquisitions in such period totaled $17.6 million. The Company intends to continue to meet its short-term (through 1997) and long-term (the foreseeable future after 1997) liquidity needs with cash provided by operating activities, supplemented from time to time with borrowings under the Credit Facility and, if appropriate, debt and equity financing.

     The Company expects to increase its capital expenditures (including acquisitions) from an average of $35.8 million per year over the five-year period ended December 31, 1996 to approximately $78.2 million in 1997. However, the actual amount expended by the Company in 1997 will be based upon numerous factors, the majority of which are outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds. The Company intends to fund such future capital expenditures with cash provided by operating activities and borrowings under the Credit Facility.

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

     The Credit Facility and Senior Notes include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. To the extent that the Company is restricted from incurring additional indebtedness under the Senior Notes or the Credit Facility, the cash available for use in its operations may be reduced. Under the most restrictive of these covenants, at March 31, 1997, the Company could incur up to $245.2 million of additional indebtedness, or incur a lesser amount and pay dividends of up to $65.5 million. The Company's ability to pay dividends is limited by provisions in the Credit Facility and the Senior Notes prohibiting the payment of more than $31.0 million in dividends to SFR in any fiscal year prior to the Spin Off.

     At March 31, 1996, the Company had $2.3 million of outstanding letters of credit.

DIVIDENDS

     The Company currently intends to pay to its stockholders a quarterly dividend of $0.15 per share of common stock ($0.60 annually). The first dividend was paid in April 1997, and consisted of a prorated dividend of $0.22 in respect of the Company's first partial quarter ended December 31, 1996 and for its first full quarter of operations ended March 31, 1997. Although the Company currently intends to pay quarterly dividends, the determination of the amount of future cash dividends, if any, to be declared and paid will depend upon declaration by the Company's board of directors and upon the Company's financial condition, earnings and funds from operations, the level of its capital and exploration expenditures, dividend restrictions contained in the Credit Facility and the Senior Notes as described in " -- Liquidity and Capital Resources," future business prospects and such other matters as the Company's directors deem relevant.

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

PENDING ACCOUNTING CHANGE

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes new guidelines for calculating and reporting earnings per share in financial statements for periods ending after December 15, 1997. This rule is not expected to have a material effect on the Company's reported earnings per share.

PROPOSED SPIN OFF

     SFR has announced that it intends to distribute pro rata to its common shareholders all of its ownership interest in the Company by means of a tax-free distribution. The proposed Spin Off is subject to certain conditions including the approval of such distribution by SFR's common shareholders and the final approval of the proposed Spin Off by SFR's Board of Directors. SFR has received a ruling from the Internal Revenue Service that the distribution will be tax-free. The proposed Spin Off is not expected to occur prior to July 1997.

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

                                    PART II
                               OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

               None

     (b)  Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MONTEREY RESOURCES, INC.
                                                      (Registrant)

                                        By /s/     GERALD R. CARMAN
                                                   GERALD R. CARMAN
                                            VICE PRESIDENT, CHIEF FINANCIAL
                                                      OFFICER
                                                     AND TREASURER
                                           (PRINCIPAL FINANCIAL OFFICER AND
                                             PRINCIPAL ACCOUNTING OFFICER)

Dated: May 15, 1997