Form 10-Q
period 1997-06-30
MONTEREY RESOURCES INC
filed 1997-08-13
CIK 1022664

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                       OR
   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       Shares of Common Stock outstanding at July 31, 1997 -- 54,775,499

================================================================================

                          PART I  FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Statement of Operations
  Three Months and Six Months Ended June 30, 1997 and 1996 ............        2
Balance Sheet
  June 30, 1997 and December 31, 1996 .................................        3
Statement of Cash Flows
  Three Months and Six Months Ended June 30, 1997 and 1996 ............        4
Statement of Division Equity and
  Shareholders' Equity Six Months Ended June 30, 1997 and 1996 ........        5
Notes to Financial Statements .........................................        6
Management's Discussion and Analysis of Financial Condition
  and Results of Operations ...........................................       12

                            MONTEREY RESOURCES, INC.
                      STATEMENT OF OPERATIONS (UNAUDITED)
                (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------
Revenues
     Sales of crude oil and liquids
       produced......................  $    63.9  $    66.8  $   138.6  $   125.7
     Sales of natural gas produced...        0.3        0.3        0.6        0.7
     Sales of crude oil purchased....       10.3        1.2       19.9        1.2
     Other...........................        0.1        0.1        0.4        0.5
                                       ---------  ---------  ---------  ---------
                                            74.6       68.4      159.5      128.1
                                       ---------  ---------  ---------  ---------
Costs and Expenses
     Production and operating........       29.6       24.4       60.7       49.0
     Cost of crude oil purchased.....       10.7        1.2       21.4        1.2
     Exploration, including dry hole
       costs.........................        0.5        0.6        0.8        0.9
     Depletion, depreciation and
       amortization..................        9.7        9.5       19.0       18.1
     General and administrative......        3.8        2.1        6.5        3.9
     Taxes (other than income).......        3.4        2.4        6.0        4.3
                                       ---------  ---------  ---------  ---------
                                            57.7       40.2      114.4       77.4
                                       ---------  ---------  ---------  ---------
Income from Operations...............       16.9       28.2       45.1       50.7
     Interest income.................        0.4     --            0.8     --
     Interest expense................       (4.9)      (6.4)      (9.6)     (12.9)
     Interest capitalized............        0.5        0.2        0.7        0.4
                                       ---------  ---------  ---------  ---------
Income Before Income Taxes...........       12.9       22.0       37.0       38.2
     Income taxes....................       (3.5)      (8.0)     (12.0)     (13.9)
                                       ---------  ---------  ---------  ---------
Net Income...........................  $     9.4  $    14.0  $    25.0  $    24.3
                                       =========  =========  =========  =========
Net Income Per Share.................  $    0.17  $  --      $    0.46  $  --
                                       =========  =========  =========  =========
Pro Forma Net Income Per Share.......  $  --      $    0.25  $  --      $    0.44
                                       =========  =========  =========  =========
Number of shares used in computing
  net income per share (in
  millions)..........................       54.8       54.8       54.8       54.8
                                       =========  =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                            MONTEREY RESOURCES, INC.
                                 BALANCE SHEET
                            (IN MILLIONS OF DOLLARS)

                                             JUNE 30,      DECEMBER 31,
                                               1997            1996
                                           ------------    ------------
                                           (UNAUDITED)
                 ASSETS
Current Assets
     Cash and cash equivalents..........     $   14.4        $    9.3
     Accounts receivable................         40.5            46.4
     Inventories........................          1.4             1.7
     Other current assets...............         10.6             9.3
                                           ------------    ------------
                                                 66.9            66.7
                                           ------------    ------------
Properties and Equipment, at cost
     Oil and gas (on the basis of
      successful efforts accounting)....      1,053.7         1,016.1
     Other..............................         15.7            14.2
                                           ------------    ------------
                                              1,069.4         1,030.3
     Accumulated depletion, depreciation
      and amortization..................       (670.3)         (651.3)
                                           ------------    ------------
                                                399.1           379.0
                                           ------------    ------------
Other Assets............................          1.5             1.5
                                           ------------    ------------
                                             $  467.5        $  447.2
                                           ============    ============
         LIABILITIES AND EQUITY
Current Liabilities
     Accounts payable...................     $   38.6        $   34.2
     Dividends payable..................          8.2          --
     Interest payable...................          4.7             4.7
     Taxes payable......................       --                 5.8
     Accrued employee benefits..........          1.1             1.1
     Other current liabilities..........          2.8             3.0
                                           ------------    ------------
                                                 55.4            48.8
                                           ------------    ------------
Long-Term Debt..........................        185.0           175.0
                                           ------------    ------------
Other Long-Term Obligations.............          3.8             3.5
                                           ------------    ------------
Deferred Income Taxes...................         41.6            43.2
                                           ------------    ------------
Commitments and Contingencies (Note
  5)....................................       --              --
                                           ------------    ------------
Shareholders' Equity
     Preferred stock....................       --              --
     Common stock.......................          0.5             0.5
     Paid-in capital....................        171.0           170.8
     Unamortized restricted stock
      awards............................         (1.0)           (1.0)
     Retained earnings..................         11.2             6.4
                                           ------------    ------------
                                                181.7           176.7
                                           ------------    ------------
                                             $  467.5        $  447.2
                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                            MONTEREY RESOURCES, INC.
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                            (IN MILLIONS OF DOLLARS)

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------
Operating Activities:
  Net income.........................  $     9.4  $    14.0  $    25.0  $    24.3
  Adjustments to reconcile net income
     to net cash
     provided by operating
     activities:
     Depreciation, depletion and
       amortization..................        9.7        9.5       19.0       18.1
     Deferred income taxes...........       (1.8)       3.2       (1.7)       5.5
     Other...........................        0.2        0.3        0.5        0.2
     Changes in operating assets and
       liabilities
       Decrease (increase) in
          accounts receivable........       23.6       (2.8)       5.9       (9.0)
       Decrease (increase) in other
          current assets.............        0.5        0.1        0.4       (0.2)
       Increase (decrease) in
          accounts payable...........      (10.1)       4.5        6.1        6.9
       Increase (decrease) in
          interest payable...........        4.6        6.4     --         --
       Increase (decrease) in other
          current liabilities........       (8.5)    --           (5.8)    --
       Net change in other assets and
          liabilities................       (2.8)       0.7       (1.4)       1.8
                                       ---------  ---------  ---------  ---------
Net Cash Provided by Operating
  Activities.........................       24.8       35.9       48.0       47.6
                                       ---------  ---------  ---------  ---------
Investing Activities:
  Capital expenditures...............      (21.2)     (17.2)     (38.7)     (26.8)
  Acquisition of producing
     properties......................       (2.1)      (2.6)      (2.2)      (2.6)
                                       ---------  ---------  ---------  ---------
Net Cash Used in Investing
  Activities.........................      (23.3)     (19.8)     (40.9)     (29.4)
                                       ---------  ---------  ---------  ---------
Financing Activities:
  Net change in line of credit.......       10.0     --           10.0     --
  Dividends..........................      (12.0)    --          (12.0)    --
  Dividends to Parent................     --          (16.1)    --          (18.2)
                                       ---------  ---------  ---------  ---------
Net Cash Used in Financing
  Activities.........................       (2.0)     (16.1)      (2.0)     (18.2)
                                       ---------  ---------  ---------  ---------
Net (Decrease) Increase in Cash and
  Cash Equivalents...................       (0.5)    --            5.1     --
Cash and Cash Equivalents at
  Beginning of Period................       14.9     --            9.3     --
                                       ---------  ---------  ---------  ---------
Cash and Cash Equivalents at End of
  Period.............................  $    14.4  $  --      $    14.4  $  --
                                       =========  =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                            MONTEREY RESOURCES, INC.
       STATEMENT OF DIVISION EQUITY AND SHAREHOLDERS' EQUITY (UNAUDITED)
                        (SHARES AND DOLLARS IN MILLIONS)

                                                                                                                       TOTAL
                                                                                                                      DIVISION
                                                         COMMON STOCK                 UNAMORTIZED                    EQUITY AND
                                           DIVISION    ----------------    PAID-IN     RESTRICTED     RETAINED     SHAREHOLDERS'
                                            EQUITY     SHARES    AMOUNT    CAPITAL    STOCK AWARDS    EARNINGS         EQUITY
                                           --------    ------    ------    -------    ------------    ---------    --------------
Balance at December 31, 1995............    $  45.0      --      $--       $ --          $--            $--            $ 45.0
Net income..............................       24.3      --       --         --          --             --               24.3
Dividends to parent.....................      (18.2)     --       --         --          --             --              (18.2)
                                           --------    ------    ------    -------    ------------    ---------    --------------
Balance at June 30, 1996................    $  51.1      --      $--       $ --          $--            $--            $ 51.1
                                           ========    ======    ======    =======    ============    =========    ==============
Balance at December 31, 1996............    $ --         54.8    $ 0.5     $ 170.8       $ (1.0)        $ 6.4          $176.7
Net income..............................      --         --       --         --          --              25.0            25.0
Dividends declared......................      --         --       --         --          --             (20.2)          (20.2)
Employee stock compensation.............      --         --       --           0.2       --             --                0.2
                                           --------    ------    ------    -------    ------------    ---------    --------------
Balance at June 30, 1997................    $ --         54.8    $ 0.5     $ 171.0       $ (1.0)        $11.2          $181.7
                                           ========    ======    ======    =======    ============    =========    ==============

   The accompanying notes are an integral part of these financial statements.

                            MONTEREY RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ACCOUNTING POLICIES

     Monterey Resources, Inc. (the "Company" or "Monterey") is an independent oil and gas company engaged in the production, development and acquisition of crude oil and natural gas in the State of California. The Company conducted its operations as the Western Division of Santa Fe Energy Resources, Inc. ("SFR") until the November 1996 initial public offering ("IPO") of its common stock. On June 9, 1997, the Company formed Monterey Acquisition Corporation ("MAC") for the purpose of acquiring McFarland Energy, Inc. ("McFarland"). MAC had no operations during the quarter ended June 30, 1997.
As of June 30, 1997, SFR owned approximately 83% of the outstanding shares of Monterey's common stock.

     The financial statements for the quarter and six months ended June 30, 1996 include proportional allocations from certain SFR income statement and balance sheet accounts, which are considered reasonable and necessary by management to properly reflect the actual costs of the Western Division's operations. The Western Division's results of operations include corporate overhead allocations as follows: (i) production and operating expense includes $0.6 million for the quarter and $1.3 million for the six months; (ii) exploration expense includes $0.1 million for the quarter and $0.2 million for the six months; (iii) general and administrative expense includes $2.9 million for the quarter and $4.5 million for the six months (before joint interest recoveries). If the Western Division had been a separate, unaffiliated entity, the Company estimates that general and administrative expense would have been higher by $0.3 million for the quarter and $0.8 million for the six months. SFR provided cash management services to the Western Division through a centralized treasury system and therefore all intercompany accounts were settled daily and no cash balances were maintained by the Western Division. All cash generated by operations, after considering revenues and deductions for expenses (including corporate allocations), capital expenditures and working capital requirements, were deemed to be cash dividends to SFR.

     The accompanying unaudited financial statements of Monterey reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments and the allocations noted above, necessary to present fairly the Company's financial position at June 30, 1997 and the Company's results of operations and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. Interim period results are not necessarily indicative of the results of operations or cash flows for a full year period.

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

(3)  STATEMENT OF CASH FLOWS

     The Company made interest and income tax payments as follows during the three-month and six-month periods ended June 30, 1997 and 1996 (in millions of dollars):

                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                   --------------------  --------------------
                                     1997       1996       1997       1996
                                   ---------  ---------  ---------  ---------
     Interest payments...........        4.7        6.4        9.3       12.9
     Income tax payments.........       14.7     --           20.7     --

                            MONTEREY RESOURCES, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

(4)  SUBSEQUENT EVENTS

     On July 24, 1997, the Company completed its acquisition of McFarland. MAC merged with and into McFarland, and as a consequence, McFarland is now a wholly owned subsidiary of the Company. The Company paid $18.55 per share for each of the 5,727,422 shares outstanding. McFarland's principal producing properties are located in the Midway-Sunset field adjacent to properties owned by the Company.

     SFR's Spin Off of its interest in the Company was completed on July 25, 1997 with a tax-free distribution of its Monterey shares to SFR shareholders.

     Pursuant to the terms of a letter agreement dated as of June 13, 1996, a fee is payable by the Company to Chase Securities Inc. and Petrie Parkman & Co., Inc. as a result of consummation of the Spin Off. The total amount of such fee is equal to the product of (a) the sum of the market value of the shares of the Company's common stock distributed in the Spin Off (based upon the average closing price of the Company's common stock during the ten trading days after the Spin Off) PLUS the aggregate principal amount of long-term indebtedness assumed by the Company in connection with the Spin Off (which totalled $175.0 million) TIMES (b) 0.5%, LESS $1.0 million. The average market value of the Company's common stock for the ten trading days after the Spin Off was approximately $14.98 per share, yielding a total fee payable of approximately $3.3 million, of which half is payable to each of Chase Securities and Petrie Parkman. In addition, a fee of $200,000 was paid on July 25, 1997 to GKH Partners, L.P. One of the Company's directors is associated with GKH Partners.

(5)  COMMITMENTS AND CONTINGENCIES

  HEDGING

     The Company's 1996 financial statements include the impact of oil and gas hedging losses which were allocated by SFR. SFR from time to time entered into such transactions in order to reduce exposure to fluctuations in market prices of oil and natural gas. Oil hedging losses were allocated to the Company based upon relative hedged volumes and were recognized as a reduction of oil revenues in the period in which the hedged production was sold. Such amounts totaled $0.8 million and $2.5 million for the quarter and six-month period ended June 30, 1996, respectively. Currently the Company has no oil hedges in place and, going forward, the Company does not expect to hedge a substantial portion of its oil production.

     Additionally, during the first six months of 1996, SFR hedged 20 MMcf per day of the natural gas purchased for use in the Company's steam generation operations. Such hedges resulted in a $1.5 million and a $3.2 million increase in the Company's production and operating costs for the quarter and six-month period ended June 30, 1996, respectively. While the Company currently has no natural gas hedges in place, the Company's management may determine that such arrangements are appropriate in the future in order to reduce the Company's exposure to increases in gas prices.

     On June 17, 1997 the Company entered into an interest rate swap with a bank with a notional principal amount of $100 million. Under the terms of the swap, which is effective for the period July 21, 1997 through July 21, 2003, during any quarterly period at the beginning of which a floating rate specified in the agreement is less than 6.74%, the Company must pay the bank interest for such quarterly period on the principal amount at the difference between the rates. Should the floating rate be in excess of 6.74%, the bank must pay the Company interest for such quarterly period on the principal amount at the difference between the rates.

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

                            MONTEREY RESOURCES, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

                            MONTEREY RESOURCES, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

                            MONTEREY RESOURCES, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

  OTHER MATTERS

     The Company has certain long-term contracts ranging up to twelve years for the supply and transportation of approximately 20 million cubic feet per day of natural gas to the Company's operations in Kern County, California. In the aggregate, these contracts involve a minimum commitment on the part of the Company of approximately $12.2 million per year (based on prices equal to 102% of the applicable index and transportation charges in effect for June 1997).

     On July 16, 1997 the Company was served with a petition (the "Complaint") filed by The Prudential Insurance Company of America ("Prudential") alleging breach of fiduciary duty, breach of contract, fraud, constructive fraud, and negligent misrepresentation. The Complaint relates to the alleged conduct of the Company's predecessor in interest, SFR, as the General Partner of the South Belridge Limited Partnership (the "Partnership"). Prudential is the sole limited partner in the Partnership. Prudential alleges that SFR failed to develop the Partnership's property in accordance with the Partnership Agreement. In November, 1996, SFR's interest in the Partnership was assigned to the Company. The Company is in the process of investigating the allegations made by Prudential in its Complaint. Based on the information currently available to it, the Company believes that it has valid defenses to Prudential's claims and intends to vigorously defend this lawsuit.

     There are other claims and actions, including certain other environmental matters, pending against the Company. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the business, financial condition or liquidity of the Company.

(5)  SHAREHOLDER RIGHTS PLAN

     On July 16, 1997, the Company adopted a shareholder rights plan pursuant to which preferred stock purchase rights were distributed for each share of Common Stock held as of the close of business on July 25, 1997. The plan was adopted in accordance with the Company's contractual obligations to SFR as part of the planned Spin Off of SFR's ownership in Monterey to SFR shareholders. The Rights will expire on August 31, 1999.

     Each Right will entitle shareholders to buy one one-hundredth ( 1/100) of a share of a new series of Junior Preferred Stock of the Company for each share owned of the Company's Common Stock at an exercise price of $45 per one one-hundredth of a share. The Rights will be exercisable only if a person acquires beneficial ownership of 15% or more of Monterey's outstanding Common Stock or commences a tender or exchange offer upon consummation of which such person would beneficially own 15% or more of the Company's outstanding Common Stock.

     If any person acquires beneficial ownership of 15% or more of Monterey's Common Stock (an "Acquiring Person"), then each Right not owned by such person or certain related parties will entitle its holders to purchase, at the Right's then-current exercise price, shares of Monterey's Common Stock having a value equal to twice the Right's then-current exercise price. In addition, if after a person has become an Acquiring Person, Monterey is involved in a merger of other business combination transaction with another person in which the Company is not the surviving entity or its Common Stock is exchanged or converted, or

                            MONTEREY RESOURCES, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

the Company sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person (or the principal party to such transaction) having a value equal to twice the Right's then-current exercise price.

     Monterey will generally be entitled to redeem the Rights in whole, but not in part, at $0.01 per Right payable in cash or Common Stock, subject to adjustment, at any time until 10 days after the first public announcement that an Acquiring Person has become such.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The Company reported net income of $9.4 million, or $0.17 per share, for the second quarter of 1997, compared to $14.0 million, or $0.25 per share on a pro forma basis, in the second quarter of 1996. The decreased earnings resulted from lower realized heavy oil prices and higher steam fuel costs, partially offset by increased production. Crude oil and liquids production totaled 50,300 barrels per day in the second quarter of 1997, compared to 46,400 barrels per day in the second quarter of 1996. The Company's average sales price per barrel of $14.09 was $1.77 lower than the average price of $15.86 realized in the second quarter of 1996. Natural gas production declined to 3.2 million cubic feet per day in the second quarter of 1997 from 3.7 million cubic feet per day in the second quarter of 1996.

     The Company reported net income of $25.0 million, or $0.46 per share, for the first six months of 1997, compared to $24.3 million, or $0.44 per share on a pro forma basis, for the first six months of 1996. The increased earnings resulted from increased production partially offset by lower realized heavy oil prices and higher steam fuel costs. Crude oil and liquids production totaled 50,200 barrels per day for the first six months of 1997, compared to 45,100 barrels per day for the first six months of 1996. The Company's average sales price per barrel of $15.33 was $0.06 lower than the average price of $15.39 realized in the first six months of 1996. Natural gas production declined to 3.1 million cubic feet per day for the first six months of 1997 from 3.6 million cubic feet per day for the first six months of 1996.

GENERAL

     The discussion presented herein relates to the operations of the Company for the three-month and six-month periods ended June 30, 1997, and to the operations of the Western Division for the three-month and six-month periods ended June 30, 1996.

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

     The average realized sales price of the Company's crude oil and liquids for the first half of 1997 was $15.33 per barrel, or approximately 78% of the average posted price of $19.58 per barrel for West Texas Intermediate ("WTI") crude oil (an industry posted price generally indicative of prices for sweeter light crude oil).

     Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions, as well as the world political situation as it relates to OPEC, the Middle East and various producing countries. Since the beginning of 1994, the average sales price (unhedged) received by the Company ranged from a low of $8.80 per barrel for the first quarter of 1994 to a high of $17.29 per barrel in the fourth quarter of 1996. Based on operating results for the first half of 1997, the Company estimates that a $1.00 per barrel increase or decrease in its average crude oil sales price would result in a corresponding $9.1 million change in income from operations and a $5.5 million change in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors that may result from a change in oil prices.

     The price of natural gas fluctuates due to supply and demand, which may be affected by weather conditions, the level of natural gas in storage and other economic factors. Increases in the price of natural gas adversely impact the Company's results of operations because the natural gas consumed in the

Company's EOR operations exceeds the amount of natural gas produced by the Company. Based on operating results for the first half of 1997, the Company estimates that a $0.10 per Mcf increase (or decrease) in the average domestic natural gas sales price would result in a $0.9 million decrease (or increase) in income from operations and a $0.5 million decrease (or increase) in cash flow from operating activities. The foregoing estimates do not give effect to changes in any other factors that may result from a change in natural gas prices.

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

     The Company's 1996 financial statements include the impact of oil and gas hedging losses which were allocated by SFR. SFR from time to time entered into such transactions in order to reduce exposure to fluctuations in market prices of oil and natural gas. Oil hedging losses were allocated to the Company based upon relative hedged volumes and were recognized as a reduction of oil revenues in the period in which the hedged production was sold. Such amounts totaled $0.8 million and $2.5 million for the quarter and six-month period ended June 30, 1996, respectively. Currently the Company has no oil hedges in place and, going forward, the Company does not expect to hedge a substantial portion of its oil production.

     Additionally, during the first six months of 1996, SFR hedged 20 MMcf per day of the natural gas purchased for use in the Company's steam generation operations. Such hedges resulted in a $1.5 million and a $3.2 million increase in the Company's production and operating costs for the quarter and six-month period ended June 30, 1996, respectively. While the Company currently has no natural gas hedges in place, the Company's management may determine that such arrangements are appropriate in the future in order to reduce the Company's exposure to increases in gas prices.

RESULTS OF OPERATIONS

     The following table reflects certain components of the Company's revenues (expressed in millions of dollars) and expenses (expressed in dollars per BOE) for the periods indicated:

                                        THREE MONTHS ENDED        SIX MONTHS
                                                                    ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------
REVENUES:
Crude Oil and Liquids Produced:
     Average realized sales prices
       ($/Bbl)
       Unhedged......................      14.09      16.04      15.33      15.69
       Hedged........................      14.09      15.86      15.33      15.39
     Sales volumes (MBbls/d).........       50.3       46.4       50.2       45.1
     Revenues ($ Millions)
       Sales.........................       64.5       67.8      139.4      128.7
       Hedging.......................     --           (0.8)    --           (2.5)
       Net profits payments..........       (0.6)      (0.2)      (0.8)      (0.5)
                                       ---------  ---------  ---------  ---------
          Total......................       63.9       66.8      138.6      125.7
                                       =========  =========  =========  =========
Natural Gas Produced:
     Average realized sales prices
       ($/Mcf).......................       0.90       0.94       1.06       1.05
     Sales volumes (MMcf/d)..........        3.2        3.7        3.1        3.6
     Revenues ($ Millions)...........        0.3        0.3        0.6        0.7
EXPENSES PER BOE:
Production and operating expenses:
     Steam generation................       2.80       2.32(1)    3.00       2.40(2)
     Lease operating.................       3.60       3.39       3.61       3.50
          Total......................       6.40       5.71(1)    6.61       5.90(2)
Exploration, including dry holes.....       0.10       0.15       0.08       0.11
Depletion, depreciation and
amortization.........................       2.10       2.23       2.07       2.18
General and administrative...........       0.83       0.48       0.71       0.47
Taxes (other than income)............       0.72       0.56       0.65       0.52
Interest, net........................       0.97       1.46       0.97       1.50

------------

(1) Includes $0.35 per BOE loss on hedging, see "-- General". Excluding such hedging losses, historical steam generation costs would have been $1.97 per BOE and historical total production costs would have been $5.36 per BOE.

(2) Includes $0.39 per BOE loss on hedging. See " -- General". Excluding such hedging losses, historical steam generation costs would have been $2.01 per BOE and historical total production costs would have been $5.51 per BOE.

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Revenues of $74.6 million for the second quarter of 1997 were $6.2 million, or 9%, greater than the $68.4 million reported for the second quarter of 1996. The variance primarily reflects greater sales volumes ($4.9 million) and the sales of crude oil purchased ($9.1 million) partially offset by a decrease in the realized price for crude oil ($7.5 million). The sales of crude oil purchased represents sales of higher gravity third-party crude which is purchased and blended with the Company's heavy production to enhance the available transportation and marketing opportunities. Such activity varies directly with marketing conditions.

     Costs and expenses of $57.7 million for the second quarter of 1997 were $17.5 million, or 44%, higher than the $40.2 million reported in the second quarter of 1996. This variance primarily reflects an increase in the cost of crude oil purchased ($9.5 million) due to increased marketing activity. In addition, production and operating costs were higher due to greater production volumes and increased steam fuel costs ($5.2 million). General and administrative costs included higher personnel and other costs due to the Company operating as a separate, unaffiliated entity and non-recurring transition costs ($1.8 million).

     Interest expense of $4.9 million for the second quarter of 1997 was $1.5 million, or 23%, lower than the $6.4 million reported in the second quarter of 1996. This variance relates to the SFR Series E and F Notes retired in November 1996.

     Income taxes for the second quarter of 1997 were $3.5 million, down 56% from the $8.0 million reported in the second quarter of 1996. This variance is primarily attributable to the decrease in pre-tax income. The Company's effective tax rate was 27.1% for the second quarter of 1997 as compared to 36.4% for the second quarter of 1996, reflecting an increase in the amount of EOR credits available to the Company relative to pre-tax income.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Revenues of $159.5 million for the first six months of 1997 were $31.4 million, or 25%, greater than the $128.1 million reported for the first half of 1996. The variance primarily reflects greater sales volumes ($13.6 million) and the sales of crude oil purchased ($18.7 million) partially offset by a decrease in the realized price of crude oil ($0.5 million).

     Costs and expenses of $114.4 million for the first six months of 1997 were $37.0 million, or 48%, higher than the $77.4 million reported in the first half of 1996. This variance primarily reflects an increase in the cost of crude oil purchased ($20.2 million) due to increased marketing activity. In addition, production and operating costs were higher due to greater production volumes and increased steam fuel costs ($11.7 million). General and administrative costs included higher personnel costs due to the Company operating as a separate, unaffiliated entity and non-recurring transition costs ($2.6 million). Taxes other than income taxes increased due to greater production volumes and higher ad valorem taxes ($1.7 million).

     Interest expense of $9.6 million for the first six months of 1997 was $3.3 million, or 26%, lower than the $12.9 million reported in the first half of 1996. This variance relates to the SFR Series E and F Notes retired in November 1996.

     Income taxes for the first six months of 1997 were $12.0 million, down 14% from the $13.9 million reported in the same period in 1996. The Company's effective tax rate was 32.4% for the first half of 1996 as compared to 36.4% for the first half of 1996, reflecting an increase in the amount of EOR credits available to the Company relative to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operating activities is a function of the volumes of oil and gas produced from the Company's properties and the sales prices received therefor. Since crude oil and natural gas are depleting assets, unless the Company replaces the oil and gas produced from its properties, the Company's assets will be depleted over time and its ability to incur debt at constant or declining prices will be reduced. The Company increased its proved reserves (net of production and sales) by approximately 17% from December 31, 1991 to December 31, 1996; however, no assurances can be given that similar increases will occur in the future. Historically, the Company has funded development and exploration expenditures and working capital requirements primarily from cash provided by operating activities; however, the future levels of operating cash flows, which are significantly affected by oil and gas prices, may limit the cash available for future exploration, development and acquisition activities. Net cash provided by operating activities totaled $48.0 million for the first half of 1997; net cash used for capital expenditures and producing property acquisitions in such period totaled $40.9 million. The Company intends to continue to meet its short-term (through 1997) and long-term (the foreseeable future after 1997) liquidity needs with cash provided by operating activities, supplemented from time to time with borrowings under its credit facility (defined herein as the New Facility) and, if appropriate, other debt and equity financing.

     The Company expects to increase its capital expenditures (including the McFarland and other acquisitions) from an average of $35.8 million per year over the five-year period ended December 31, 1996 to approximately $194.5 million in 1997. However, the actual amount expended by the Company in 1997 will be based upon numerous factors, the majority of which are outside its control, including, without limitation, prevailing oil and natural gas prices and the outlook therefor and the availability of funds. The Company intends to fund such future capital expenditures with cash provided by operating activities and borrowings under the New Facility.

     In November 1996 the Company issued the Senior Notes which were exchanged for $175.0 million of Series G Notes previously issued by SFR. The Senior Notes bear interest at 10.61% per annum and mature $25 million per year in each of the years 1999 through 2005.

     Effective November 13, 1996 the Company entered into a credit facility which matures November 13, 2000 (the "First Facility"). The First Facility permits the Company to obtain revolving credit loans and issue letters of credit in an aggregate amount of up to $75.0 million, with the aggregate amount of letters of credit outstanding at any time limited to $15.0 million. Borrowings are unsecured and interest rates are tied to the bank's prime rate or eurodollar rate, at the option of the Company. Effective July 22, 1997 the Company terminated the First Facility and entered into a new credit facility which matures in July, 2002 (the "New Facility"). The New Facility permits the
Company to obtain revolving credit loans and issue letters of credit in an aggregate amount of up to $200 million, with the aggregate amount of letters of credit outstanding at one time limited to $50 million. Borrowings are unsecured and interest rates are tied to the bank's prime rate or eurodollar rate, at the option of the Company. On July 22, 1997 the Company drew $100 million under the New Facility to fund the McFarland acquisition. On July 31, 1997, interest accrued on the New Facility at 6.375% subject to adjustment under the interest rate swap described below.

     On June 17, 1997 the Company entered into an interest rate swap with a bank with a notional principal amount of $100 million. Under the terms of the swap, which is effective for the period July 21, 1997 through July 21, 2003, during any quarterly period at the beginning of which a floating rate specified in the agreement is less than 6.74%, the Company must pay the bank interest for such quarterly period on the principal amount at the difference between the rates. Should the floating rate be in excess of 6.74%, the bank must pay the Company interest for such quarterly period on the principal amount at the difference between the rates.

     The New Facility and Senior Notes include covenants that restrict the Company's ability to take certain actions, including the ability to incur additional indebtedness and to pay dividends on capital stock. To the extent that the Company is restricted from incurring additional indebtedness under the Senior Notes or the New Facility, the cash available for use in its operations may be reduced. Under the most restrictive of these covenants on a pro forma basis at June 30 1997, giving effect to the McFarland acquisition, the Company could incur up to $81.5 million of additional indebtedness, or incur a lesser amount and pay dividends of up to $66.7 million.

     At June 30, 1997, the Company had $10.0 million in loans and $2.4 million of letters of credit outstanding under the First Facility.

DIVIDENDS

     The Company currently intends to pay to its stockholders a quarterly dividend of $0.15 per share of common stock ($0.60 annually). The Company declared a dividend of $0.15 per outstanding common share, which was paid July 22, 1997 to the stockholders of record as of June 30, 1997. The determination of the amount of future cash dividends, if any, to be declared and paid will depend upon declaration by the Company's board of directors and upon the Company's financial condition, earnings and funds from operations, the level of its capital and exploration expenditures, dividend restrictions contained in the Credit Facility and the Senior Notes as described in " -- Liquidity and Capital Resources," future business prospects and such other matters as the Company's directors deem relevant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share", which establishes new guidelines for calculating and reporting earnings per share in financial statements for periods ending after December 15, 1997. This rule is not expected to have a material effect on the Company's reported earnings per share.

     The FASB issued FAS No. 130, "Reporting Comprehensive Income" during June 1997. This statement requires disclosure of changes in equity from nonowner sources in a new primary financial statement and as a separate caption within the stockholders' equity section of the balance sheet. It is effective for periods beginning after December 15, 1997.

     Also during June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement does not affect the Company since it operates in a single segment. It is effective for periods beginning after December 15, 1997.

SPIN OFF COMPLETED

     As of June 30, 1997, SFR owned approximately 83% of the outstanding shares of Monterey's common stock. SFR's spin off of its interest in the Company was completed on July 25, 1997 with a tax-free distribution of its Monterey shares to SFR shareholders.

     Pursuant to the terms of a letter agreement dated as of June 13, 1996, a fee is payable by the Company to Chase Securities Inc. and Petrie Parkman & Co., Inc. as a result of consummation of the Spin Off. The total amount of such fee is equal to the product of (a) the sum of the market value of the shares of the Company's common stock distributed in the Spin Off (based upon the average closing price of the Company's common stock during the ten trading days after the Spin Off) PLUS the aggregate principal amount of long-term indebtedness assumed by the Company in connection with the Spin Off (which totalled $175.0 million) TIMES (b) 0.5%, LESS $1.0 million. The average market value of the Company's common stock for the ten trading days after the Spin Off was approximately $14.98 per share, yielding a total fee payable of approximately $3.3 million, of which half is payable to each of Chase Securities and Petrie Parkman. In addition, a fee of $200,000 was paid on July 25, 1997 to GKH Partners, L.P. One of the Company's directors is associated with GKH Partners.

MCFARLAND ACQUISITION

     On July 24, 1997, the Company completed its acquisition of McFarland Energy, Inc. ("McFarland"). Monterey Acquisition Corporation, a wholly owned subsidiary of the Company, merged with and into McFarland, and as a consequence, McFarland is now a wholly owned subsidiary of the Company. The

Company paid $18.55 per share for each of the 5,727,422 shares outstanding. McFarland's principal producing properties are located in the Midway Sunset Field adjacent to properties owned by the Company.

OTHER MATTERS

     On July 16, 1997 the Company was served with a petition (the "Complaint") filed by The Prudential Insurance Company of America ("Prudential") alleging breach of fiduciary duty, breach of contract, fraud, constructive fraud, and negligent misrepresentation. The Complaint relates to the alleged conduct of the Company's predecessor in interest, SFR, as the General Partner of the South Belridge Limited Partnership (the "Partnership"). Prudential is the sole limited partner in the Partnership. Prudential alleges that SFR failed to develop the Partnership's property in accordance with the Partnership Agreement. In November, 1996, SFR's interest in the Partnership was assigned to the Company. The Company is in the process of investigating the allegations made by Prudential in its Complaint. Based on the information currently available to it, the Company believes that it has valid defenses to Prudential's claims and intends to vigorously defend this lawsuit.

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

                                    PART II
                               OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

               None

     (b)  Reports on Form 8-K

                                             DATE          ITEM
                                        --------------     ----
                                         June 20, 1997       5
                                         July 17, 1997       5

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

Dated: August 12, 1997